Form 10KSB
period 1996-05-31
ANDOVER EQUITIES CORP
filed 1996-10-11
CIK 842923

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                   FORM 10K-SB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended                               Commission file number
-------------------------                               ----------------------
      May 31, 1996                                             33-25646


                             ANDOVER EQUITIES CORP.
                             ----------------------
             (Exact name of registrant as specified in this charter)

          FLORIDA                                               59-2720407
----------------------------                                -----------------
(State or other jurisdiction                                  (IRS Employer
     of incorporation)                                     Identification No.)

       150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, New York 11788
       ------------------------------------------------------------------
                   (Address of principal executive offices)

               444 Park Avenue South, 5th Floor New York, NY 10016
               ---------------------------------------------------
                 (Former Address of principal executive offices)

Registrant's telephone number, including area code: (516)273-0058
                                                    -------------
Securities Registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
-------------------------------             ------------------------------------
Common Stock, $.00001 Par Value                             None

Securities Registered pursuant to 12 (g) of the Act:

                                      None
                                      ----

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

      There were 18,250,000 shares of the Registrant's Common Stock, $.00001 par value, outstanding as of August 15, 1996.

      There is currently no market value for the Company's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Company's Registration Statement filed on Form S-1 (File No.: 33-25646)

      Annual Report on Form 10K-SB for the year ended May 31, 1993.

                                     PART I


Item 1.  Business
-----------------

      (a)  General Development of Business
           -------------------------------

      Andover Equities Corp. ("Company") was formed as a Florida corporation on July 25, 1988. Its corporate offices located at 150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, New York 11788. The Company's telephone number is
(516)273-0058. The Company has not yet conducted any business. There are no present plans or commitments with respect to any business or industry and no assurance can be given that the Company will be able to acquire suitable business opportunities or that such business opportunities, if acquired, would be successful.

      (b)  Financial Information About Industry Segments
           ---------------------------------------------

           Not applicable.

      (c)  Narrative Description of Business
           ---------------------------------
General
-------

      Since completion of its initial public offering in May 11, 1989, the Company has been engaged in identifying business opportunities which Management believes have a potential for growth and profit. In this regard, the Company primarily seeks to acquire majority interests in existing businesses or purchase assets which it will utilize to establish new businesses. The Company does not intend to make any investment which would subject it to the registration and reporting requirements of the Investment Company Act of 1934, as amended (the 1934 Act"), or as an investment advisor under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Management's discretion is otherwise unrestricted and it may participate in any business whatsoever which may in the opinion of Management meet the business objectives discussed herein.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

      Management focuses its efforts on the acquisition on behalf of the Company of businesses or assets which it believes have potential for successful development. The Company's objective is to seek ventures with long-term growth potential rather than short-term earnings. Except as set forth under
"Acquisition Restrictions", Management is not restricted in the areas of business in which the Company may engage. The lack of financial resources of the Company will most likely permit it to acquire, establish or invest in a single company. As a result of the lack of diversification, no assurance can be given that the failure of any business may have an adverse effect upon its operations or future prospects.

      Florida statutes require that an officer or director of a company present prospective business opportunities to the company before the director either personally or through an affiliated entity enters into an agreement with a third party. Mr. Kaplan, the company's president, serves as an officer and director of SSI Capital Corp., a currently inactive company which is seeking potential business acquisitions. (See "Directors and Executive Officers of Registrant.") To the extent that both Andover Equities and SSI Capital seek the same business objective, a potential conflict of interest may result. The decision to present a prospective acquisition candidate to Andover or any other entity will be made by Mr. Kaplan. Some of the criteria to be used by Mr. Kaplan and the other directors in making their decision include the long-term prospects and interest of Andover Equities and its shareholders, and the social, economic, legal, or other effects of any action on the Company.

      A large number of prospective business opportunities are available to the Company from various sources, including Management, professional advisors, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company may retain the services of professional firms who specialize in business acquisitions and reorganizations, and may in certain circumstances pay a finder's fee or other compensation to an investment banking firm or other persons including executive officers, directors and other affiliates of the Company who assist the Company in securing an acquisition.

      The Company may acquire a business which is either in the developmental stage or already in operation. In some instances, proposed business opportunities may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to attain the benefits of a public trading market for its common stock while avoiding what such concern may deem to be adverse factors related to undertaking a public offering, such as time delays and expenses related to the registration process under Federal and state securities laws.

      The analysis of potential business endeavors is undertaken by Company's Management, who rely on their own business judgment in formulating decisions as to the types of businesses which the Company may acquire, invest in, or establish. While Management is comprised of individuals of varying business experience, Management has only limited experience in identifying and selecting business opportunities and may not have any experience with respect to a particular type of business considered for acquisition or investment. As such Management may rely upon or engage outside consultants to assist in the evaluation of business opportunities.

      In making an investment decision, management analyzes a prospective business and considers various factors including, among others, available technical, financial and managerial resources; working capital and other financial requirements, history of operations and future prospects; the nature of present and expected competition; the quality and experience of management; the potential for further research and development; risk factors; the potential for growth and expansion; the potential for profit and the perceived public recognition or acceptance of such businesses, products, services, trade or service marks; and other relevant factors.

      While these factors will play a significant role in Management's investment decisions, a decision to participate in a specific business will, to a large extent, be difficult to analyze through the application of objective criteria. In many instances, the achievements of a specific business to date may not necessarily be indicative of its potential for the future because of factors such as changing requirements in the marketplace, the ability to substantially shift marketing approaches, the expansion of or change in product emphasis, and the change in its management. In addition, the management of such companies may not have proven their abilities or effectiveness, nor established the viability of the market for their products or services. As such, the ultimate profitability of such a business may be unpredictable and investments therein may subject the Company and its assets, to substantial risks.

      To date, Management has not been successful in closing any business opportunities and there can be no assurance that Management will be successful in the future.

Form and Structure of Acquisition
---------------------------------

      Of the various methods and forms by which the Company may structure the acquisition of another business, Management is likely to use one of the following forms: (i) a merger or consolidation of the acquired corporation into or with the Company; (ii) a merger or consolidation of the acquired corporation into or with a subsidiary of the Company organized to facilitate the acquisition (a "subsidiary merger"), or a merger or consolidation of such a subsidiary into or with the acquired corporation (a "reverse subsidiary merger"); (iii) an acquisition of all or a controlling amount of the stock of the acquired corporation; or (iv) an acquisition of the assets of a business by the Company or a subsidiary organized for such purpose. If a merger or consolidation transaction involving the Company is used, the Company will be the surviving corporation; if, however, a subsidiary of the Company is used in such a transaction, either the subsidiary or the acquired corporation may be the surviving corporation in the merger or consolidation, with the survivor being a wholly-owned subsidiary of the Company.

      In any of the above transactions, it is likely that the consideration used by the Company to acquire the business will consist of shares of Common Stock, although the Company may use cash and/or debt. In the event that a business is acquired for shares of Common Stock, depending upon the amount so issued, the owners or shareholders of such business may obtain an amount of shares of Common Stock sufficient to enable such individuals to control the Company, even if they end up with less than a majority of the Company's then-issued and outstanding shares  of Common  Stock.  Such a  reorganization  could  result in  substantial additional dilution of percentage ownership to the Company's current stockholders. If the Company were to issue substantial additional securities in the acquisition, such issuance might have an adverse effect on any trading markets that presently exist or which might subsequently develop in the Company's securities. If, in the acquisition of any given business, the Company were to incur indebtedness that substantially changed the capital structure of the Company, the Company's stockholders would most likely be exposed to a greater risk of loss of their investment in the Company.

      Whether the Company's stockholders have the right, as a matter of Florida law, to approve or disapprove any proposed transaction will depend upon the form of the transaction chosen by Management. Because a transaction requiring stockholder approval gives Management less flexibility than one as to which only the approval of the Company's Board of Directors is required, the Company is generally more likely to choose a form of acquisition under which a stockholder vote is not required. However, with or without a stockholder vote, Management, in approving a transaction, may not violate fiduciary duties to the Company or its stockholders.

      Stockholders of a Florida corporation have dissenter's rights if the transaction is one pursuant to which a vote of its stockholders is required.
Dissenter's rights permit stockholders who dissent from the approval of a corporate transaction to sell their shares back to the Company and to be paid the fair value thereof. Even if a stockholder vote is required, dissenter's rights will be unavailable if, on the date fixed to determine the stockholders entitled to vote at the meeting of stockholders at which a plan of merger or consolidation is proposed, the shares are registered on a national securities exchange or are held of record by not less than 2,000 stockholders. Although the Company is unlikely to fall within the aforementioned exceptions, the Company is also unlikely to use a form of transaction under which stockholders, are entitled to vote. Therefore, it is unlikely that dissenter's rights will be available to the Company's stockholders in connection with any acquisition.

      If the Company were to seek its stockholder's approval of an acquisition, the proxy used to solicit stockholders approval would not be subject to the proxy solicitation rules of the federal securities law. Corporations registered pursuant to Section 12 of the 1934 Act are subject to the proxy solicitation provisions of such Act and the rules and regulations thereunder, and such corporation's proxy solicitation materials are subject to review by the Securities and Exchange Commission ("SEC"). Because it is likely that the Company will not be registered under Section 12 at the time of any acquisition, it is likely that its proxy solicitation materials would not be subject to these rules. SEC review might result in different or more inclusive disclosure in proxy materials used for such stockholder vote. Furthermore, Florida law does not provide for the regulation of such proxy solicitations.

      Federal income tax considerations may have an impact on the matter in which an acquisition is structured. For example, if the Company acquires the stock of another corporation in a transaction intended to be tax-free to the stockholders of that corporation, the Company will be required to use solely voting stock of the Company as consideration for the acquisition. Similarly, the sole voting stock requirement will generally apply if the Company acquires the assets of another corporation, unless the acquisition occurs pursuant to a statutory merger. However, in the latter case any consideration other than stock or long-term debt of the Company will be taxable to the stockholders of the other corporation, and in any event at least 50% of the consideration must be
stock  of  the  Company.   Accordingly,   the  proportional   interests  of  the
stockholders of the Company prior to an acquisition, including persons purchasing shares in this offering, may be substantially reduced by virtue of the use of stock of the Company in an acquisition.

      If the Company uses its stock as the consideration in acquiring the stock or the assets of a second corporation, and if the stockholders of the second corporation, as a result of owning stock of the corporation, own after the acquisition more than 50% of the fair market value of the stock of the Company, then the acquisition will be deemed a "reverse acquisition". Under the "reverse acquisition" rules, which would apply if a consolidated return were filed by the Company and the second corporation, the Company would not be entitled to offset its pre-acquisition losses against any post-acquisition profit of the second corporation or its subsidiaries. In this regard, it should be noted that the Company may not have sufficient post-acquisition income of its own to offset and use up its losses incurred prior to the acquisition.

      Although the Company believes the foregoing to be an accurate description of Florida law and the tax effects of a proposed acquisition, no assurance can be given that Management's description is accurate. The Company has not obtained an opinion of counsel or an Internal Revenue Service ruling as to these matters.

Acquisition Restrictions
------------------------

      The Company presently intends to principally acquire only majority interests in a business. Andover may acquire investment securities of another company only in those circumstances in which such company will become a wholly owned or majority-owned subsidiary of the Company, or a subsidiary controlled primarily by the Company or the company is the surviving entity in a merger. However, Management reserves the right to acquire minority interests in other concerns provided in doing so the Company will not be classified as an "investment company" under the 1940 Act. Being deemed an "investment company" under the 1940 Act, without registration as such, can result in civil liability and criminal penalties to controlling persons in certain instances, as well as civil liabilities and unenforceability of contracts with regard to the Company. In this regard, the Company has not engaged and does not intend to engage in the business of (i) investing, reinvesting, or trading its securities as its primary business; (ii) issuing face amount certificates of the installment type; or
(iii) investing, reinvesting, owning, holding, or trading in securities; nor shall it own or propose to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on a consolidated basis. Registration under the 1940 Act would entail periodic financial reporting to both security holders and the SEC and would prohibit certain transactions between the registered investment company and affiliated parties, such as its executive officers and Directors.

      The Company is not engaged, and does not intend to engage, in the business of advising others for compensation, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing or selling securities; nor is it the Company's intention, as part of its regular business, to issue or promulgate for compensation, analyses or reports concerning securities. The Company does not intend to pursue any other course of business which would render it an "investment advisor" under the Advisers Act, nor does the Company intend to engage in any business activity which would require it to register as a securities broker or dealer under the 1934 Act.

Competition
-----------

      Numerous other companies and individuals engage in the business of searching for and acquiring attractive businesses, products and services. The business is intensely competitive. The Company will encounter substantial competition in all aspects of its business. It will be competing against other individuals and companies which may have longer operating histories, greater personnel resources, more experienced management, superior technical know-how, and greater financial capacity. There can be no assurance that the Company will be able to compete successfully in identifying, acquiring, establishing or operating attractive businesses.

Conflicts of Interest
---------------------

      Officers and directors of Florida corporations are required to bring business opportunities to their corporation if the corporation could financially undertake the opportunity, if the opportunity is within the corporation's line of business, and if it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the corporation. However, executive officers and Directors of the Company will not devote their full-time efforts to the Company's business and are engaged in and may in the future engage in other business activities similar and dissimilar to those engaged in by the Company. To the extent that such executive officers and Directors engage in such other activities they will have possible conflicts of interest in devoting time and effort and diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest rather than the Company. As no policy has been established for the resolution of such a conflict, the Company may be adversely affected should these individuals choose to place their other business interests before those of the Company.

Employees
---------

      The Company currently has no employees other than its executive officers. As none of the Company's executive officers will devote their full-time efforts to the business of the Company, the Company will need to hire outside management personnel to oversee and operate any business it acquires or establishes.


Item 2.  Properties
-------------------

      The Company's executive offices are located at 150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, New York 11788. It occupies these premises rent free pursuant to an agreement with Larry Kaplan, the company's president. The Company anticipates that such space will be sufficient until an acquisition candidate is identified.

Item 3.  Legal Proceedings
--------------------------

      There are no material legal proceedings which are currently pending or, to the Company's knowledge, contemplated against the Company or to which it is a party.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

                                      None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

      (a)  Market Information
           ------------------

      There is currently no market for the Company's common stock. If a market develops, the stock will be traded in the over-the-counter market.

      (b)  Holders
           -------

      As of August 15, 1995 there were approximately 1,700 holders of record of the Company's Common Stock.

      (c)  Dividends
           ---------

      The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Financial Data
--------------------------------

 Summary of Operations:                               For Year Ended
 ---------------------                                   May 31
                                               ----------------------------
                                               1996        1995        1994
                                               ----        ----        ----
Revenues...................                   $-0-         $-0-        $-0-

Net Income (Loss)..........                 $(3,626)     $33,950     $(1,800)

Net (Loss) per Share of
Common Stock(18,250,000
average number of shares
issued and outstanding)....                     *            *           *

*Less than $.01 per share


Summary of Balance Sheet:                            For Year Ended
-------------------------                                May 31
                                              -----------------------------
                                              1996        1995         1994
                                              ----        ----         ----
Total Assets (Cash)........                 $   974     $ 3,050       $ -0-

Total Liabilities..........                 $ 7,100     $ 5,550      $36,450

Total Shareholders'
Deficiency.................                 $(6,126)    $(2,500)     $(36,450)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      The Company was formed on July 25, 1988 for the purpose of identifying and investing in business opportunities which, in the opinion of Management afford the Company the potential of long-term growth. Through March 31, 1995, the Company's principal sources of capital were advances made to it by Bernard Haldane Associates, Inc., the Company's former principal stockholder. In April 1995, Bernard Haldane Associates Inc. transferred 14,000,000 shares of stock in the Company to a group of private investors including Steven Farber and Larry Kaplan. Since the Company does not have any active business or source of funds, Andover will be dependent upon these investors to meet its working capital requirements. There can be no assurance that these investors will fund Andover's working capital requirements. If the Company is unable to obtain funds to meet the working capital requirements, the Company's ability to investigate business opportunities will be significantly restricted.

Item 8.  Financial Statements and Supplemental Data.
----------------------------------------------------

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                                      INDEX

                              FINANCIAL STATEMENTS







                                                                     PAGE
                                                                     ----

Independent Auditors' Report                                          F-2

Balance Sheets
   May 31, 1996 and 1995                                              F-3

Statements of Operations and Accumulated Deficit
   Years Ended May 31, 1996, 1995 and 1994                            F-4

Statements of Cash Flows
   Years Ended May 31, 1996, 1995 and 1994                            F-5

Notes to Financial Statements                                      F-6 - F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
   Shareholders of
Andover Equities Corp.


We have audited the accompanying balance sheets of Andover Equities Corp. (a development stage company) as of May 31, 1996 and 1995, and the related statements of operations and accumulated deficit and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andover Equities Corp. as of May 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.



                                                /s/ MILLER, ELLIN & COMPANY
                                                --------------------------------
                                                MILLER, ELLIN & COMPANY
                                                CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
August 9, 1996

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS


                                                                          MAY 31,
                                                                      1996       1995
                                                                   --------    --------
CURRENT ASSETS:
    Cash                                                           $    974    $  3,050
                                                                   ========    ========



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


CURRENT LIABILITIES:
    Accrued expenses                                               $    100    $   --
    Loans payable, shareholders                                       7,000       3,750
    Income taxes payable                                               --         1,800
                                                                   --------    --------

           Total current liabilities                                  7,100       5,550
                                                                   --------    --------


SHAREHOLDERS' DEFICIENCY:
    Common stock, $.00001 par value:
       Authorized - 900,000,000 shares
       Issued and outstanding - 18,250,000 shares in 1996 and 1995      183         183
    Additional paid-in capital                                        9,817       9,817
    Deficit accumulated during the development stage                (16,126)    (12,500)
                                                                   --------    --------

           Total shareholders' deficiency                           (6,126)     (2,500)
                                                                   --------    --------

                                                                  $    974    $  3,050
                                                                   ========    ========















                        See notes to financial statements

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                                             JULY 25, 1988
                                                        YEARS ENDED MAY 31,                   (INCEPTION)
                                             --------------------------------------------         TO
                                                  1996           1995            1994        MAY 31, 1996
                                             -------------   -------------  -------------  --------------
EXPENSES:
    Registration costs                        $      -        $    -          $      -          $   14,458
    General and administrative                      3,626           2,200           1,800           37,818
                                              -----------     -----------     -----------       ----------
                                                    3,626           2,200           1,800           52,276
                                              -----------     -----------     -----------       ----------

LOSS BEFORE EXTRAORDINARY ITEM                     (3,626)         (2,200)         (1,800)         (52,276)

EXTRAORDINARY ITEM:
    Gain on forgiveness of debt, net of
      income taxes (Note 4)                          -             36,150            -              36,150
                                              -----------     -----------     -----------       ----------

NET INCOME (LOSS)                             $    (3,626)    $    33,950     $    (1,800)      $  (16,126)
                                              ===========     ===========     ===========       ==========

AVERAGE COMMON SHARES OUTSTANDING              18,250,000      18,250,000      18,250,000
                                               ==========      ==========      ==========


NET INCOME (LOSS) PER COMMON SHARE                  *               *               *

LOSS BEFORE EXTRAORDINARY ITEM                      *               *               *

EXTRAORDINARY ITEM                                  *               *               *


ACCUMULATED DEFICIT - beginning               $   (12,500)    $   (46,450)    $   (44,650)      $     -

NET INCOME (LOSS)                                  (3,626)         33,950          (1,800)         (16,126)
                                              -----------     -----------     -----------       ----------

DEFICIT ACCUMULATED DURING THE
    DEVELOPMENT STAGE                         $   (16,126)    $   (12,500)    $   (46,450)      $  (16,126)
                                              ===========     ===========     ===========       ==========

*Less than $.01 per common share




















                        See notes to financial statements

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                 JULY 25, 1988
                                                              YEARS ENDED MAY 31,                 (INCEPTION)
                                                  --------------------------------------------        TO
                                                       1996           1995            1994       MAY 31, 1996
                                                  -------------   -------------  ------------- --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net income (loss)                              $    (3,626)    $    33,950    $    (1,800)     $   (16,126)
    Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
        Gain on forgiveness of debt                       -            (37,950)          -             (37,950)
        Increase (decrease) in due to Bernard
           Haldane Associates, Inc.                       -              1,500          1,800           37,950
        Increase in accrued expenses                       100            -              -                 100
        Increase (decrease) in income taxes
           payable                                      (1,800)          1,800           -                -
                                                   -----------     -----------    -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                   (5,326)           (700)          -             (16,026)
                                                   -----------     -----------    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                -               -              -              10,000
    Proceeds from loans payable                          3,250           3,750           -               7,000
                                                   -----------     -----------    -----------      -----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                           3,250           3,750           -              17,000
                                                   -----------     -----------    -----------      -----------

NET CHANGE IN CASH                                      (2,076)          3,050           -                 974

CASH - beginning                                         3,050            -              -                -
                                                   -----------     -----------    -----------      -----------

CASH - ending                                      $       974     $     3,050    $      -         $       974
                                                   ===========     ===========    ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

      No income  taxes or interest  were paid for the periods  presented  except $1,800 for state income taxes for the year ended May 31, 1996.

























                        See notes to financial statements

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994
                        AND FOR THE PERIOD JULY 25, 1988
                       (DATE OF INCEPTION) TO MAY 31, 1996





NOTE 1 - DEVELOPMENT STAGE COMPANY

     Andover Equities Corp. ("Andover") was incorporated as a Florida corporation on July 25, 1988 and intends to seek potential business opportunities. Prior to April 1995, Andover had been an eighty percent subsidiary of Bernard Haldane Associates, Inc. ("Haldane"). On April 16, 1995, a group of four unrelated investors purchased 14,000,000 shares (77%) of Andover's issued and outstanding stock for cash and notes totalling $35,000.

     Andover has not started active operations and is dependent on its shareholders for working capital. Accordingly, it is being classified as a development stage company. Andover's fiscal year end is May 31st.


NOTE 2 - DEFERRED INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. There are no deferred income taxes.


NOTE 3 - REGISTRATION COSTS

     Andover incurred registration costs of $14,458 to register its outstanding shares with the Securities and Exchange Commission. Costs relating to the registration are charged to operations as incurred.

     On May 11, 1989, the Registration Statement was declared effective by the Securities and Exchange Commission. No offering of Andover shares was provided for in the filing with the Registration Statement.

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994
                        AND FOR THE PERIOD JULY 25, 1988
                       (DATE OF INCEPTION) TO MAY 31, 1996








NOTE 4 - GAIN ON FORGIVENESS OF DEBT

     Until April 1995 Andover was dependent upon Haldane for working capital and a loan was established which was forgiven upon the sale.


NOTE 5 - RECLASSIFICATIONS

     Certain accounts have been reclassified in the 1995 statement of cash flows to conform to the 1996 presentation.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

      Not applicable.

Item 10. Directors and Executive Officers of Registrant.
--------------------------------------------------------

      The executive officers and Directors of the Company are as follows:


      Name                          Age               Position
      ----                          ---               --------


Larry Kaplan                        53          President/Treasurer/
                                                Director


Steven Farber                       36          Vice president/Secretary/
                                                Director

Jeffrey Klein                       41          Director


      Larry Kaplan, assumed the position of president, treasurer and director of the Company in March 1995. Mr. Kaplan devotes only so much time as required for the operations of the Company in its attempt to identify prospective business acquisitions. From 1987 to the present he has served as president of GV Capital, an NASD registered broker/dealer located in Hauppauge, New York. Mr. Kaplan is a registered broker and principal of GV Capital. He has also since 1987 served as an officer and director of Gro Vest Management Consultants Inc., an investment banking and consulting firm.

      Mr. Kaplan has also served as an officer and director of SSI Capital Corp., Analytical Nursing Management Corp. (f/k/a MLN Capital Inc.) and The Park Group Ltd. Each of the foregoing entities has engaged in a "Blind Pool" public offering of its securities. Both SSI Capital and The Park Group continue to investigate potential business acquisition candidates.

      Mr.  Kaplan  since  1995 has  served  as a  director  of  Western  Power &
Equipment Corp., a publicly held company engaged in the distribution of case equipment in the northwest region of the United States.

      Since 1993 Mr. Kaplan has served as a director of American United Global Inc., a California based publicly traded company, engaged in the manufacture of "O" rings and a distributor of case equipment.

      Steven Farber, assumed the position of vice president, secretary and director of the Company in March, 1995. Since 1988, Mr. Farber has been self employed providing services in the area of financial public relations. He currently serves as the president of Mainstream Consultants, a Boca Raton, Florida based financial public relations entity.

      Jeffrey Klein, has served as a Director of the Company since May 1994. Mr. Klein is a practicing attorney in Boca Raton, Florida. Since July 1986, he has served as the secretary and director of Bernard Haldane Associates, Inc. From 1986-1989 Mr. Klein also served as the Secretary and director of Unity Publishers Corp., a publisher of financial newsletters. During this time, Unity was giving away shares of stock in publicly held companies as a gift for subscribing to its newsletter. Some states have deemed this to be a prohibited transaction and in those states, Unity and Mr. Klein are subject to Cease and Desist Orders in reference to the distribution of the stock as a gift for subscribing to the newsletter. From 1986 through 1988, Mr. Klein also served as Secretary and Director of Capital Investment Development Corp., a company which went public pursuant to a "Blind Pool" offering. Prior thereto, from January 1985 through March 1986, he served as in-house counsel to First Commonwealth Financial Corp., InfoData, Inc. and Newsletter Management Corp. From 1983 through 1985, Mr. Klein was affiliated with the law offices of Gerald Beyer, Esq., Fort Lauderdale, Florida, and during 1983, Mr. Klein was employed by Arthur Andersen & Co., Fort Lauderdale, Florida. Mr. Klein received his J.D. and M.B.A. degrees from the University of Pittsburgh and a B.A. from Boston University.

      Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified or until their earlier resignation, removal from office or death. There are no committees of the Board of Directors.

      Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's stockholders and until their successors have been chosen and qualified.

Item 11. Executive Compensation.
--------------------------------

      None of the Company's officers received any remuneration from the Company for their position as either officers or directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

      The following table sets forth certain information regarding the Company's Common Stock beneficially owned on August 15, 1995 by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock,
(i) by each of the Company's Directors, and; (ii) by all executive officers and Directors as a group.


                                    No. of Shares of
                                      Common Stock               % of Beneficial
Name and Address                    Beneficially Owned               Ownership
----------------                    ------------------               ---------

Larry Kaplan                              3,500,000                      19.2%
150 Vanderbilt Motor Pkwy.
Suite 311
Hauppauge, NY 11788

Stanley Kaplan                            3,500,000                      19.2%
150 Vanderbilt Motor Pkwy.
Suite 311
Hauppauge, NY 11788

David Cohen                               3,500,000                      19.2%
7777 Glades Road
Suite 110
Boca Raton, FL 33428

Steven Farber                             3,500,000                      19.2%
2798 N.E. 2nd Avenue
Boca Raton, FL 33431

Jeffrey Klein                                30,000                       1.6%
2600 North Military Trail
Suite 270
Boca Raton, FL 33431


All Officers and Directors
as a group (3 persons)                    7,030,000                      40.0%

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

      The Company was incorporated under the laws of the state of Florida on July 25, 1988. Concurrently, Michael Fridovich and Arik Prawer purchased 10,000 share each at a cost of $1,000 and Bernard Haldane Associates, Inc. purchased 18,230,000 shares for $10,000. Mr. Fridovich and Mr. Prawer were the initial officers and directors of the Company. On March 18, 1993, Andover acquired all of the issued and outstanding shares of stock of Lucky Winners of America, Inc. solely and exclusively in exchange for the issuance of 31,280,000 shares of stock of Andover. The shares issued pursuant to this agreement were to be held in escrow pending compliance with certain conditions including completion of certified financial statements. Lucky WInners of America was not able to comply with these conditions and as a result the agreement was rescinded and all previously issued shares of stock were cancelled.

      In March 1995 Messieurs Larry Kaplan, Stanley Kaplan, David Cohen and Steven Farber entered into a stock purchase agreement with Bernard Haldane Associates, Inc. which provides in part for these indiviudals to acquire
14,000,000 shares of the stock of Andover Equities for $35,000 in cash and notes.

Item 14.  Exhibits Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

      (a)   Documents filed as part of this report
            --------------------------------------

            (1)   Financial Statements.

            (2)   Financial Statement Schedules.

            All schedules for which provision is made in applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

            (3)   Exhibits


   Exhibit #                                    Description
   ---------                                    -----------

      3 (a)                         - Certificate of Incorporation*
        (b)                         - By-Laws*
      4 (a)                         - Form of Common Stock Certificate.*
     10 (a)                         - Rescission Agreement between
                                      Quantum Ventures Group, Inc.
                                      Andover Equities Corp. and
                                      Lucky Winners of America Inc.**
     27                             - Financial Data Schedule (Electronic
                                      filing only)

*Filed as an Exhibit to the Company's Registration  Statement  on Form S-1 (File
No.: 33-25646) and incorporated herein by reference.

**Filed as an Exhibit to the Company's Form 10K-SB for the year ended May 31, 1993.

      (b)   Reports on Form 8-K
            -------------------

            None

      (c)   Item 601 Exhibits
            -----------------

            The exhibits required by item 601 of Regulation S-K are set forth in
(a)(3) above.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


ANDOVER EQUITIES CORP.



By: /s/ Larry Kaplan                            Date:  October 1, 1996
   ---------------------------------------           ---------------------------
      Larry Kaplan
      President/Treasurer/Director



      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed on the dates set forth below, 1996 by the following persons on behalf of the Registrant in the capacities indicated.




By: /s/ Larry Kaplan                            Date:  October 1, 1996
   ---------------------------------------           ---------------------------
      Larry Kaplan
      President/Treasurer/Director





By: /s/ Jeffrey Klein                           Date:  October 7, 1996
   ---------------------------------------           ---------------------------
      Jeffrey Klein
      Director




By: /s/ Steven Farber                           Date:  October 7, 1996
   ---------------------------------------           ---------------------------
      Steven Farber
      Vice President/Secretary/Director