Form 10QSB
period 1996-08-31
ANDOVER EQUITIES CORP
filed 1996-10-16
CIK 842923

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 1996
                                       ---------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________to_______________________

          Commission file number                  33-25646
                                  ----------------------------------------------

                             ANDOVER EQUITIES CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                            65-0120613
--------------------------------                           --------------------
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

          150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, NY 11788
--------------------------------------------------------------------------------
                    (address of principal executive offices)

                                 (516) 273-0058
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                444 Park Ave. South, 5th Fl., New York, NY 10016
--------------------------------------------------------------------------------
                 (Former address of principal executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 1996
                                            ---------------

                 Class                           Outstanding at August 31, 1996
     -------------------------------             ------------------------------
     Common Stock, $.00001 Par Value                    18,250,000 shares

                             ANDOVER EQUITIES CORP.
                          (A DEVELOPMENT STAGE COMPANY)



                                      INDEX




                                                                        PAGE

PART I.  FINANCIAL INFORMATION

           Balance Sheets as of August 31, 1996
            (Unaudited) and May 31, 1996                                  3

           Comparative  Statements  of  Operations
            for the Three  Months  Ended
            August 31, 1996 and 1995 and July 25, 1988
            (inception) to August 31, 1996 (Unaudited)                    4

           Comparative  Statements  of Cash  Flows
            for the Three  Months  Ended
            August 31, 1996 and 1995 and July 25, 1988
            (inception) to August 31, 1996 (Unaudited)                    5

           Notes to Financial Statements
            as of August 31, 1996                                         6

           Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    7


PART II. OTHER INFORMATION AND SIGNATURE

           Signature                                                      8

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS



                                                         AUGUST 31,  MAY 31,
                                                           1996       1996*
                                                           ----       -----
                                                        (Unaudited)

CURRENT ASSETS:
   Cash                                                    $ 546     $  974
                                                           =====     ======



                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:
   Accrued expenses                                       $   -      $  100
   Loans payable, shareholders                             7,000      7,000
                                                          ------     ------

        Total current liabilities                          7,000      7,100
                                                           -----     ------


STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, $.00001 par value:
     Authorized       -  900,000,000 shares
     Issued and outstanding -    18,250,000 shares           183        183
   Additional paid-in capital                              9,817      9,817
   Deficit accumulated during the development stage      (16,454)   (16,126)

        Total stockholders' deficiency                    (6,454)    (6,126)
                                                          ------     ------

                                                           $ 546     $  974
                                                           =====     ======



*The balance sheet at May 31, 1996 is derived from the audited financial statements of that date.

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                  JULY 25, 1988
                                                 THREE MONTHS      (INCEPTION)
                                               ENDED AUGUST 31,         TO
                                              ------------------     AUGUST 31,
                                               1996        1995        1996
                                             -------     -------     --------
EXPENSES:
   Registration costs                        $  -        $  -         $14,458
   General and administrative                    328       1,446       38,146
                                             -------     -------      -------
                                                 328       1,446       52,604
                                             -------     -------      -------

LOSS BEFORE EXTRAORDINARY ITEM                  (328)     (1,446)     (52,604)

EXTRAORDINARY ITEM:
   Gain on forgiveness of debt, net of
      income taxes                              -           -          36,150
                                             -------     -------      -------

NET LOSS                                     $  (328)    $(1,446)     $(16,454)
                                             =======     =======      ========


AVERAGE COMMON SHARES OUTSTANDING            18,250,000  18,250,000
                                             ==========  ==========


NET LOSS PER COMMON SHARE                        *           *



*Less than $.01 per common share

                                 ANDOVER EQUITIES CORP.
                              (A Development Stage Company)

                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)



                                                                   JULY 25, 1988
                                                                     (INCEPTION)
                                                   THREE MONTHS           TO
                                                  ENDED AUGUST 31,   AUGUST 31,
                                                  1996       1995        1996
                                                 -------   --------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $  (328)  $ (1,446)   $(16,454)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Gain on forgiveness of debt                   -          -        (37,950)
      Increase in due to Bernard Haldane
         Associates, Inc.                           -          -         37,950
      Decrease in accrued expenses                  (100)      -           -
      Decrease in income taxes payable              -        (1,800)       -
                                                 -------   --------    --------

NET CASH USED IN OPERATING ACTIVITIES               (428)    (3,246)    (16,454)
                                                 -------   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock           -          -         10,000
   Proceeds from loans payable                      -         1,250       7,000
                                                 -------   --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES           -         1,250      17,000
                                                 -------   --------    --------

NET CHANGE IN CASH                                  (428)    (1,996)        546

CASH - beginning                                     974      3,050        -
                                                 -------   --------    --------

CASH - ending                                    $   546   $  1,054    $    546
                                                 =======   ========    ========

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 1996
                                   (UNAUDITED)




NOTE 1

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

   Andover  has  not  started  active  operations.   Accordingly,  it  is  being
   classified as a development stage company. Andover's fiscal year end is May 31st.



NOTE 2

   As Andover has not started active operations, it is dependent upon its shareholders for working capital. As at August 31, 1996, the shareholders provided $7,000 to Andover which was recorded as an unsecured, non-interest bearing loan with no specific maturity date.



NOTE 3

   Andover incurred registration costs of approximately $14,458 to register its outstanding shares with the Securities and Exchange Commission. Costs relating to the registration are charged to operations as incurred.

   On May 11, 1989, the Registration Statement was declared effective by the Securities and Exchange Commission. No offering of Andover shares was provided for in the filing with the Registration Statement.

                            ANDOVER EQUITIES CORP.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




THREE MONTHS ENDED AUGUST 31, 1996 vs.
   THREE MONTHS ENDED AUGUST 31, 1995
   ----------------------------------

The Company is in the development stage and has limited activity. Management continues to review business plans presented by companies desiring to enter into a business relationship with Andover. Management has not pursued negotiations with any of these entities and there can be no assurance that any future negotiations will result in an agreement. Management will continue to investigate other business activities.

Operating capital to meet expenses has been advanced to the Company by its majority stockholders. It is anticipated that the majority stockholders will continue to satisfy Andover's cash needs until such time as the Company identifies an acquisition candidate.

There were no material changes in the Company's financial condition from that reported on May 31, 1996.

                             ANDOVER EQUITIES CORP.

                                OTHER INFORMATION



                                    SIGNATURE




IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                ANDOVER EQUITIES CORP.
                                                     (REGISTRANT)




DATE: October 15, 1996                          /s/ LARRY KAPLAN
                                                -------------------------
                                                LARRY KAPLAN, PRESIDENT
                                                     TREASURER, DIRECTOR