Form 10QSB
period 1996-11-30
ANDOVER EQUITIES CORP
filed 1997-01-21
CIK 842923

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 1996
                                       -----------------

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
                 (Former address of principal executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 30, 1996
                                           -----------------

                Class                         Outstanding at November 30, 1996
     -------------------------------          --------------------------------
     Common Stock, $.00001 Par Value                  18,250,000 shares

                             ANDOVER EQUITIES CORP.
                          (A DEVELOPMENT STAGE COMPANY)



                                      INDEX




                                                                       PAGE
                                                                       ----

PART I.  FINANCIAL INFORMATION

           Balance Sheets as of November 30, 1996
            (Unaudited) and May 31, 1996                                 3

           Comparative Statements of Operations
            for the Six and Three Months Ended
            November 30, 1996 and 1995 (Unaudited)                       4

           Comparative Statements of Cash Flows
            for the Six Months Ended
            November 30, 1996 and 1995 (Unaudited)                       5

           Notes to Financial Statements
            as of November 30, 1996                                      6

           Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   7


PART II. OTHER INFORMATION AND SIGNATURE

           Signature                                                     8

                            ANDOVER EQUITIES CORP.
                         (A Development Stage Company)

                                BALANCE SHEETS


                                    ASSETS



                                                       NOVEMBER 30,  MAY 31,
                                                          1996        1996*
                                                       ------------  -------
                                                       (Unaudited)

CURRENT ASSETS:
  Cash                                                   $   496     $  974
                                                         =======     ======



                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:
  Accrued expenses                                       $  -        $  100
  Loans payable, shareholders                              8,000      7,000
                                                         -------     ------

        Total current liabilities                          8,000      7,100
                                                         -------     ------


STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.00001 par value:
   Authorized        - 900,000,000 shares
   Issued and outstanding -   18,250,000 shares              183        183
  Additional paid-in capital                               9,817      9,817
  Deficit accumulated during the development stage       (17,504)    (16,126)
                                                         -------     -------

        Total stockholders' deficiency                    (7,504)    (6,126)
                                                         -------     ------

                                                         $   496     $  974
                                                         =======     ======



*The balance sheet at May 31, 1996 is derived from the audited financial statements of that date.

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                SIX MONTHS                     THREE MONTHS
                                                   ENDED                           ENDED               JULY 25, 1988
                                                NOVEMBER 30,                     NOVEMBER 30,         (INCEPTION) TO
                                       ----------------------------    ----------------------------     NOVEMBER 30,
                                             1996            1995            1996            1995            1996
                                       ------------    ------------    ------------    ------------     -----------
EXPENSES:
    Registration costs                 $       --      $       --      $       --      $       --      $     14,458
    General and administrative                1,378           2,426           1,050             980          39,196
                                       ------------    ------------    ------------    ------------     -----------
                                              1,378           2,426           1,050             980          53,654
                                       ------------    ------------    ------------    ------------     -----------

LOSS BEFORE EXTRAORDINARY
    ITEM                                     (1,378)         (2,426)         (1,050)           (980)        (53,654)

EXTRAORDINARY ITEM:
    Gain on forgiveness of debt, net
        of income taxes                        --              --              --              --            36,150

NET LOSS                               $     (1,378)   $     (2,426)   $     (1,050)   $       (980)   $    (17,504)


AVERAGE COMMON SHARES
    OUTSTANDING                          18,250,000      18,250,000      18,250,000      18,250,000


NET LOSS PER COMMON SHARE                      *               *               *               *



*Less than $.01 per common share



                                 ANDOVER EQUITIES CORP.
                              (A Development Stage Company)

                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                          SIX MONTHS      JULY 25, 1988
                                                             ENDED       (INCEPTION) T0
                                                         NOVEMBER 30,     NOVEMBER 30,
                                                         1996    1995         1996
                                                       -------- ------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(1,378) $(2,426)     $(17,504)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Gain on forgiveness of debt                        -        -          (37,950)
      Change in liabilities:
       Accrued expenses                                  (100)    -           37,950
       Income taxes payable                              -      (1,800)         -
                                                       ------   ------       ----

NET CASH USED IN OPERATING ACTIVITIES                  (1,478)  (4,226)      (17,504)
                                                       ------   ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                -         -          10,000
   Proceeds from loans payable                          1,000    2,250         8,000
                                                       ------   ------       -------

NET CASH PROVIDED BY FINANCING ACTIVITIES               1,000    2,250        18,000
                                                       ------   ------       -------

NET CHANGE IN CASH                                       (478)  (1,976)          496

CASH - beginning                                          974    3,050          -
                                                       ------   ------       -------

CASH - ending                                          $  496   $1,074       $   496
                                                       ======   ======       =======



                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                NOVEMBER 30, 1996




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



NOTE 2

   As Andover has not started active operations, it is dependent upon its shareholders for working capital. As at November 30, 1996, the shareholders provided $8,000 to Andover which was recorded as an unsecured, non-interest bearing loan with no specific maturity date.



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

                             ANDOVER EQUITIES CORP.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




SIX MONTHS ENDED NOVEMBER 30, 1996 vs.
   SIX MONTHS ENDED NOVEMBER 30, 1995
-------------------------------------

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

Operating capital to meet expenses has been advanced to the Company by its majority stockholders. It is anticipated that the majority shareholders will continue to satisfy Andover's cash needs until such time as the Company identifies an acquisition candidate.

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



                                                ANDOVER EQUITIES CORP.
                                                       (REGISTRANT)




DATE: January 16, 1997                          /s/ LARRY KAPLAN
      ----------------                          ------------------------------
                                                LARRY KAPLAN, PRESIDENT,
                                                     TREASURER, DIRECTOR