Form 10QSB
period 1997-02-28
ANDOVER EQUITIES CORP
filed 1997-04-16
CIK 842923

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 1997
                                       -----------------

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



State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   February 28, 1997
                                             -----------------

                 Class                        Outstanding at February 27, 1997
     -------------------------------          --------------------------------
     Common Stock, $.00001 Par Value                 18,250,000 shares

                             ANDOVER EQUITIES CORP.
                          (A DEVELOPMENT STAGE COMPANY)



                                      INDEX




                                                                        PAGE

PART I.  FINANCIAL INFORMATION

           Balance Sheets as of February 28, 1997
            (Unaudited) and May 31, 1996                                  3

           Comparative Statements of Operations
            (Unaudited) for the Nine and Three Months Ended
            February 28, 1997 and February 29, 1996                       4

           Comparative Statements of Cash Flows
            (Unaudited) for the Nine Months Ended
            February 28, 1997 and February 29, 1996                       5

           Notes to Financial Statements
            as of February 28, 1997                                       6

           Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    7


PART II. OTHER INFORMATION AND SIGNATURE

           Signature                                                      8

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS



                                                         FEBRUARY 28,  MAY 31,
                                                            1997        1996*
                                                         ----------   ---------
                                                         (Unaudited)

CURRENT ASSETS:
   Cash                                                   $    121    $    974
                                                          ========    ========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:
    Accrued expenses                                      $   --      $    100
   Loans payable, stockholders                               9,200       7,000
                                                          --------    --------

        Total current liabilities                            9,200       7,100
                                                          --------    --------


STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, $.00001 par value:
     Authorized - 900,000,000 shares
     Issued and outstanding - 8,250,000 shares                 183         183
   Additional paid-in capital                                9,817       9,817
   Deficit accumulated during the development stage        (19,079)    (16,126)
                                                          --------    --------

        Total stockholders' deficiency                      (9,079)     (6,126)
                                                          --------    --------

                                                          $    121    $    974
                                                          ========    ========



*The balance sheet at May 31, 1996 is derived from the audited financial statements of that date.

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                       JULY 25, 1988
                                        NINE MONTHS ENDED        THREE MONTHS ENDED     (INCEPTION)
                                    ------------------------  ------------------------       TO
                                    FEBRUARY 28, FEBRUARY 29, FEBRUARY 28, FEBRUARY 29,  FEBRUARY 28,
                                         1997         1996         1997         1996          1997
                                       --------     --------     --------     --------     --------
EXPENSES:
   Registration costs                  $   --      $    --       $  --        $   --       $ 14,458
   General and administrative             2,953        3,326        1,575          900       40,771
                                       --------     --------     --------     --------     --------
                                          2,953        3,326        1,575          900       55,229
                                       --------     --------     --------     --------     --------

LOSS BEFORE EXTRAORDINARY
   ITEM                                  (2,953)      (3,326)      (1,575)        (900)     (55,229)

EXTRAORDINARY ITEM:
   Gain on forgiveness of debt, net
    of income taxes                        --           --           --           --         36,150
                                       --------     --------     --------     --------     --------

NET LOSS                               $ (2.953)    $ (3,326)    $ (1,575)    $   (900)    $(19,079)
                                       ========     ========     ========     ========     ========


AVERAGE COMMON SHARES
   OUTSTANDING                       18,250,000   18,250,000    18,250,000    18,250,000
                                     ==========   ==========    ==========    ==========


NET LOSS PER COMMON SHARE                     *            *            *             *



*Less than $.01 per common share

                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           JULY 25, 1988
                                                     NINE MONTHS ENDED      (INCEPTION)
                                                 -------------------------      TO
                                                 FEBRUARY 28,  FEBRUARY 29, FEBRUARY 28,
                                                     1997          1996        1997
                                                   ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (2,953)    $ (3,326)    $(19,079)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Gain on forgiveness of debt                       --           --        (37,950)
     Changes in liabilities:
      Accrued expenses                                 (100)        --         37,950
      Income taxes payable                             --         (1,800)        --
                                                   --------     --------     --------

NET CASH USED IN OPERATING ACTIVITIES                (3,053)      (5,126)     (19,079)
                                                   --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               --           --         10,000
  Proceeds from loans payable                         2,200        2,250        9,200
                                                   --------     --------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES             2,200        2,250       19,200
                                                   --------     --------     --------

NET CHANGE IN CASH                                     (853)      (2,876)         121

CASH - beginning                                        974        3,050         --
                                                   --------     --------     --------

CASH - ending                                      $    121     $    174     $    121
                                                   ========     ========     ========


                             ANDOVER EQUITIES CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                FEBRUARY 28, 1997





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



NOTE 2

   As Andover has not started active operations, it is dependent upon its stockholders for working capital. As at February 28, 1997, the stockholders provided $9,200 to Andover which was recorded as an unsecured, non-interest bearing loan with no specific maturity date.



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

                             ANDOVER EQUITIES CORP.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




NINE MONTHS ENDED FEBRUARY 28, 1997 vs.
   NINE MONTHS ENDED FEBRUARY 29, 1996
--------------------------------------

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

There were no material changes in the Company's financial condition from those reported on May 31, 1996.

                            ANDOVER EQUITIES CORP.

                               OTHER INFORMATION



                                   SIGNATURE




IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                ANDOVER EQUITIES CORP.
                                                      (REGISTRANT)



                                                /s/ Larry Kaplan
DATE: 4/15/97                                   -----------------------
                                                LARRY KAPLAN, PRESIDENT
                                                 TREASURER, DIRECTOR